Form 10QSB
period 2000-09-30
WEBMASTER COM INC
filed 2000-10-30
CIK 1119063

--------------------------------------------------------------------------------
                                Jeffrey A. Harry
                                    PRESIDENT
                               Webmaster.com, Inc.
                              24843 Del Prado, #318
                              Dana Point, CA 92629
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                     34700 Pacific Coast Highway, Suite 303
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       AND

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-31177

                    For the Quarter ended September 30, 2000


                               WebMaster.com, Inc.


  Nevada                                                                Optional
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)


24843  Del  Prado,  Suite  318,  Dana  Point  California                   92629
(Address of principal executive offices)                              (Zip Code)


Registrant's  telephone  number,  including  area  code:         (949)  248-1765


Securities  registered  pursuant  to  Section  12(g)  of  the  Act:    4,950,800

                       Class-A Common Voting Equity Stock

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 4,950,800.

                             UNNUMBERED INTRODUCTION

     Our Form 10-SB was filed voluntarily about July 27, 2000 and became effective by operation of law sixty days later, on or about September 25, 2000. Our Form 10-SB has not cleared Comments by the Staff of the SEC. It is therefore foreseeable that this quarterly report may be amended responsively to such SEC Comments as may be directed to us by the Staff.

                          PART I: FINANCIAL INFORMATION



                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are the following financial statements:

--------------------------------------------------------------------------------
Exhibit                      FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00-QF2 Un-Audited Financial Statements for the three months and six months ended September 30, 2000
--------------------------------------------------------------------------------


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A)  PLAN  OF  OPERATION.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have an immediate and forseeable need for additional funding, from sources outside of our circle of shareholders, during the next twelve months; however, as a practical matter we cannot begin to formulate the capital requirements, before the completion of this 1934 Act Registration, and the achievement of quotability on the OTCBB. Management estimates that we need $500,000 to launch and another $500,000 to continue operations for the next twelve months.

     We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though it may cease to be required to do so.
It is in our compelling interest to report our Company affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB, if and when the Issuer's intended application for submission be effective.

      (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (3)  EXPECTED  PURCHASE  OR  SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None

      (4) EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. None at this time.

     Reference is made to NOTES TO FINANCIAL STATEMENTS: "The Company has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Audited Financial Statements for the Fiscal Year ended March 31, 2000.

 (B) SELECTED FINANCIAL INFORMATION. This is our second Quarterly Report. It began with our second quarter. Accordingly the following information is summarized and displayed for convenient comparison:

Balance Sheet . .   9/30/00   6/30/00   3/31/00
-----------------------------------------------
Cash. . . . . . .  $  2,489  $  2,500  $  7,500
Prepaid Expense .     1,842     5,524     5,524
===============================================
Total Assets. . .     4,331     8,024    13,024
Accounts Payable.         0     3,241         0
Other . . . . . .         0         0         0
===============================================
Total Liabilities         0     3,241         0



SECOND QUARTER.                                                                              Inception
                                                                                              May 19,
                                                                                               1999
                                                                                                to
 Operations                                    July 1 to Sept 30       April 1 to Sept 30     Sept 30
                                         2000                  1999      2000       1999        2000
-----------------------------------------------------------------------------------------------------
Misc Revenues:. . . . . .  $            1,000   $                 0   $ 1,000   $      0   $   1,000
 Total Revenues . . . . .               1,000                     0     1,000          0       1,000
General & Administrative.               9,693                97,970     9,693     97,970     110,740
 Total Expenses . . . . .               9,693                97,970     9,693     97,970     110,740
Net (Loss). . . . . . . .              (8,693)              (97,970)   (8,693)   (97,970)   (109,740)

 (C) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Our first Fiscal Year ended March 31, 2000. Our financial condition is barely changed since the end of our first fiscal year.

     The bulk of our expenses to date have been legal and professional fees and costs, including auditing and accounting, to prepare this 1934 Act Registration statement.

 (D) REVERSE ACQUISITION CANDIDATE. This Registrant is not a candidate for any reverse or direct acquisition transactions, or other business combinations. Our intention is to develop and realize our business plan.
                           PART II: OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS

                                      None

                          ITEM 2.  CHANGE IN SECURITIES

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

                                      None

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                      None

                                  EXHIBIT INDEX

                              FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
Exhibit                       FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00-QF2 Un-Audited Financial Statements for the three months and six months ended September 30, 2000
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                               WebMaster.com, Inc.

                                       by
October  24,  2000

                             /s/Jeffrey A. Harry
                                Jeffrey A. Harry
                          sole initial officer/director

--------------------------------------------------------------------------------
                                 EXHIBIT 00-QF2

                         UN-AUDITED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                               SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                               WEBMASTER.COM, INC.
                            BALANCE SHEET (UNAUDITED)
                    For the fiscal year ended March 31, 2000
                   And for the period ended September 30, 2000


                                                       September 30,    March 31,
                                                           2000           2000
                                                        (Unaudited)
------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $        2,489   $    7,500

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . .           2,489        7,500
                                                       --------------   -----------
OTHER ASSETS

Prepaid expenses. . . . . . . . . . . . . . . . . . .           1,842        5,524
                                                       --------------   -----------
TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . .           1,842        5,524
                                                       --------------   -----------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $        4,331   $   13,024


LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable. . . . . . . . . . . . . . . . . . .  $            0          -0-
                                                       --------------   -----------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . .               0          -0-

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding, 4,950,800 shares
   and 4,950,800 shares respectively. . . . . . . . .           4,951        4,951
Additional paid-in capital. . . . . . . . . . . . . .         109,120      109,120
Accumulated equity (deficit). . . . . . . . . . . . .        (109,740)    (101,047)
Subscription Receivable

Total Stockholders' Equity. . . . . . . . . . . . . .           4,331       13,024
                                                       --------------   -----------
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . .  $        4,331   $   13,024

   The accompanying notes are an integral part of these financial statements.

                               WEBMASTER.COM, INC.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                For the periods ended September 30, 2000 and 1999

                                                                                                         From
                                                                                                     Inception on
                                 From July          From July        From April       From May         May 19, 1999
                                1, 2000 to.          1, 1999 to       1, 2000 to      19, 1999 to        through
                               September 30,       September 30,    September 30,    September 30,    September 30,
                                   2000                1999             2000             1999            2000
---------------------------------------------------------------------------------------------------------------
Revenues. . . . . . . . . .  $        1,000   $            0   $        1,000   $            0   $       1,000
                             --------------  ---------------   --------------   --------------   --------------
General and Administrative.           9,693           97,970            9,693           97,970         110,740

Net Loss from Operations. .          (8,693)         (97,970)          (8,693)         (97,970)       (109,740)
                             --------------  ---------------   --------------   --------------   --------------
Net Income (Loss) . . . . .         ($8,693)        ($97,970)         ($8,693)        ($97,970)      ($109,740)
                             ==============  ================  ===============  ===============  ==============
Loss per Share. . . . . . .  $     (0.00176)  $     (0.02407)  $     (0.00176)  $     (0.02407)  $    (0.02312)
                             ==============  ================  ===============  ===============  ==============
Weighted Average
    Shares Outstanding. . .       4,950,800        4,070,800        4,950,800        4,070,800       4,745,868
                             ==============  ================  ===============  ===============  ==============

   The accompanying notes are an integral part of these financial statements.

                               WEBMASTER.COM, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
          On May 19, 1999, through the fiscal year ended March 31, 2000
                   And for the period ended September 30, 2000

                                                          Additional      Accumulated     Total Stock-
                                  Common      Par           Paid-In        Equity       holders' Equity
                                  Stock       Value         Capital          (Deficit)          (Deficit)

Common Stock issued at inception   2,419,000  $      2,419  $           0  $        0   $           2,419

Common Stock issued for
    operating expenses . . . . .   1,651,800         1,652              0           0                   0

Common Stock sold for cash . . .     880,000           880        109,120           0                   0

Net Loss for the period. . . . .           0             0              0    (101,047)                  0

Balance at March 31, 2000. . . .   4,950,800  $      4,951  $     109,120   ($101,047)  $          13,024
                                  ----------  ------------  -------------  -----------  -----------------

Net Loss for the period. . . . .           0             0              0      (8,693)                  0

Balance at September 30, 2000 . .   4,950,800  $      4,951  $     109,120   ($109,740)  $           4,331
                                  ----------  ------------  -------------  -----------  -----------------

   The accompanying notes are an integral part of these financial statements.

                               WEBMASTER.COM, INC.
                       STATEMENT OF CASH FLOW (UNAUDITED)
                    For the fiscal year ended March 31, 2000
              And for the periods ended September 30, 2000 and 1999

                                                                                             From
                                                                                         Inception on
                                                        From April       From May         May 19, 1999
                                                        1, 2000 to       19, 1999 to       through
                                                       September 30,    September 30,    September 30,
                                                            2000             1999            2000
------------------------------------------------------------------------------------------------------
Operating Activities

Net Income (Loss). . . . . . . . . . . . . . . .         ($9,693)        ($97,970)      ($109,740)

Items not effecting cash
   Stock for services. . . . . . . . . . . . . .               0            4,071           4,071
   Ending Prepaid expense. . . . . . . . . . . .           1,842            7,101           1,842
   Beginning prepaid expense . . . . . . . . . .           6,524                0               0
Cash increase from creation of account payable .               0                0               0
                                                  ---------------  --------------   --------------
Net Cash from Operations . . . . . . . . . . . .          (5,011)        (101,000)       (107,511)

Cash Increase (Decrease) . . . . . . . . . . . .          (5,011)        (101,000)       (107,511)

Cash infused from sale/issuance of common stock.               0          110,000         110,000
                                                  ---------------  --------------   --------------
Net increase (decrease) in cash. . . . . . . . .          (5,011)           9,000           2,489

Beginning Cash . . . . . . . . . . . . . . . . .           7,500                0               0

Cash as of Statement Date. . . . . . . . . . . .  $        2,489   $        9,000   $       2,489
                                                  ==============   ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                               WEBMASTER.COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000


Webmaster.com,  Inc.


NOTES  TO  FINANCIAL  STATEMENTS

Webmaste.com, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the six months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Audited Financial Statements for the Fiscal year ended March 31, 2000.

UNAUDITED  INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.